Form 10-K
period 2004-12-31
NAAC Alternative Loan Trust, Series 2004-AR3
filed 2005-03-31
CIK 1310080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                     Commission File Number:  333-109614-05

                          NOMURA ASSET ACCEPTANCE CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3672336
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

2 World Financial Center
Building B, 21st Floor
New York, New York                                             10281
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)667-9300


                     ALTERNATIVE LOAN TRUST SERIES 2004-AR3
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-AR3
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

                   Documents incorporated by reference: None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicer, or the Trustee, in each case if applicable, as related to the Trust.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

    The Trust does not issue stock. There is currently no established secondary market for the Certificates. There are less than 300 participants in the DTC System. As of December 31, 2004 the total number of such DTC participants with respect to each class of certificates is 24.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.


PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

     Rule 13a-14(a)/15d-14(a) Certification, filed as 33.1 hereto.

        Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.1 hereto.

        Servicer's Annual Statement as to Compliance, filed as Exhibit 99.2, hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

ALTERNATIVE LOAN TRUST SERIES 2004-AR3
MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-AR3
--------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NOMURA ASSET ACCEPTANCE CORP.

                                 By: /s/  N. Dante LaRocca
                                    -----------------------------
                               Name:  N. Dante LaRocca
                              Title:  Attorney-in-Fact and Agency
                               Date:  March 30, 2005

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

33.1    Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Accountant's Servicing Report with Management Assertion

        GMAC Mortgage Corporation

99.2    Servicer's Annual Statement as to Compliance

        GMAC Mortgage Corporation

                                  EXHIBIT 33.1
                     Rule 13a-14(a)/15d-14(a) Certification


                                  CERTIFICATION
                     Alternative Loan Trust Series 2004-AR3
               Mortgage Pass-Through Certificates, Series 2004-AR3

                  I, N. Dante LaRocca, certify that:

     1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, Alternative Loan Trust Series 2004-AR3 Mortgage Pass-Through Certificates, Series 2004-AR3 (the "Trust");

     2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     3. Based on my knowledge, the distribution information required to be prepared by the Trustee based upon the servicing information required to be provided by each Servicer under the Pooling and Servicing Agreement is included in these reports;

     4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, each Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

     5. The reports disclose all significant deficiencies relating to each Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Nomura Credit & Capital, Inc., as seller, GMAC Mortgage Corporation., as a servicer, and JPMorgan Chase Bank, N.A., as trustee.

Dated:  March 30, 2005

By: /s/ N. Dante LaRocca
    -------------------------------------
    N. Dante LaRocca
    Attorney-in-Fact and Agency
    Nomura Asset Acceptance Corp.

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                            with Management Assertion
                                 ---------------



PricewaterhouseCoopers LLP
125 High Street
Boston, MA  02110-1707
Telephone (817) 530-5000
Facsimile (617) 530-5001
www.pwc.com



                       Report of Independent Auditors


To the Board of Directors and Shareholder of GMAC Mortgage Corporation:


We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards
("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.

Our examination identified certain instances of non compliance with USAP as it relates to Section I - Custodial Bank Accounts. Specifically, there were bank accounts over the course of several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations within 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification. The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days of December 31, 2004. These instances of non compliance as well as management's remediation status are more fully described in management's assertion, which is set forth in Exhibit I.

In our opinion, management's assertion that the Company complied with the aforementioned standards except for the instances of non compliance related to
Section I - Custodial Bank Accounts, as of and for the year ended December
31, 2004 is fairly stated, in all material respects.


By:  /s/PricewaterhouseCoopers, LLC
------------------------------------
PricewaterhouseCooper, LLC
March 18, 2005

GMAC Mortgage

                                                                Exhibit I


                  Management's Assertion Concerning Compliance
                     with USAP Minimum Servicing Standards

March 18, 2005


As of and for the year ended December 31, 2004, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") except as follows: Section I - Custodial Bank Accounts requires that reconciliations be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be prepared within forty-five (45) calendar days after the cutoff date and reconciling items resolved within ninety (90) calendar days of their original identification.

Subsequent to the Company's servicing platform conversion that took place in January of 2004, and as a result of temporary reporting challenges resulting from this conversation, there were bank accounts over the course of several months where the Company was not in full compliance with USAP requirements as it related to the preparation of custodial bank reconciliations with 45 calendar days of cutoff as well as the resolution of reconciling items within 90 calendar days of original identification.

The Company remediated the issues related to the preparation of custodial bank accounts reconciliations within 45 calendar days as of December 31, 2004. The Company has subsequently, in 2005, remediated the resolution of reconciling items within 90 calendar days of original identification.

As of and for the same period, the Company had in effect fidelty bond and errors and omissions policies in the amounts of $300,000,000 and $100,000,000, respectively.


/s/ David Applegate
-------------------
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp

/s/ Ralph Hall
--------------
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp

/s/ Tony Renzi
--------------
Tony Renzi
Executive Vice President,
National Servicing Administration
GMAC Residential Holding Corp

/s/ Jim Hillsman
----------------
Jim Hillsman
Chief Financial Officer
GMAC Residential Holding Corp

                                  EXHIBIT 99.2
                    Annual Servicer's Statement as to Compliance
                               -------------------


GMAC Mortgage


March 10, 2005



JPMorgan Chase Bank, NA
Attn: Andrew Cooper
Institutional Trust Services
4 New York Plaza, 6th Floor
New York, NY 10004



Re:     Annual Officers Statement of Compliance
        Year Ending 2004
        GMACM Investor Agreement #41176/Nomura NAAC 2004-AR3

------------------------------------------------------------------------------

We hereby certify to the best of our knowledge and belief, that for the calendar year 2004:

1. A review of the activities of the Seller/Servicer and of performance according to the Seller/Servicer contract has been made under such Officer's supervision.
2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/Servicer has fulfilled all its obligations under this Agreement for such year.
3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J, and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.
4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.
5. All property inspections have been completed as required.
6. Compliance relative to Adjustable Rate Mortgages has been met.
7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.




Servicer:       GMAC Mortgage Corporation

By:             /s/ Frank G. Ruhl
                -----------------
Name:           Frank G. Ruhl

Title:          Vice President
                National Loan Administration Investor Reporting